Form 10-K
period 2005-12-31
National City Credit Card Master Note Trust
filed 2006-03-29
CIK 1332961

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the period from September 1 through December 31, 2005

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.: 333-126628

                  NATIONAL CITY CREDIT CARD MASTER NOTE TRUST
             (Exact name of registrant as specified in its charter)

             UNITED STATES                             N/A
     (State or other jurisdiction               (I.R.S. Employer
           of incorporation)                    Identification No.)

         NATIONAL CITY CENTER
        1900 EAST NINTH STREET
            CLEVELAND, OHIO                             44114-3484
(Address of principal executive offices)                (ZIP Code)

                                 (216) 222-2000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                 Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                                 Not Applicable

                                INTRODUCTORY NOTE

National City Bank is the Seller and Servicer under a Pooling and Servicing Agreement dated as of June 1, 1995, as amended and restated as of July 1, 2000, among National City Bank, as Seller and Servicer, and the Bank of New York, as trustee (the "Trustee"), as Supplemented by the Series 2005-CC Supplement, dated as of August 23, 2005, providing for the issuance of certificates in series (the "Certificates"). Each Certificate represents an undivided interest in a pool of receivables held by the National City Credit Card Master Note Trust (the "Trust"). The Certificates issued, or to be issued, may be senior ("Class A Certificates"), subordinated ("Class B Certificates"), and Subordinated ("Class C Certificates"). National City Bank, as originator of the Trust has prepared, on behalf of the Trust, this Annual Report on Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission. Items designated herein as "Not Applicable", except for Item 14 for which disclosure is not required for asset-backed issuers, have been omitted as a result of this reliance.

                   PART I

Item 1.   BUSINESS

          Not Applicable

Item 1A.  RISK FACTORS

          Not Applicable

Item 1B.  UNRESOLVED STAFF COMMENTS

          Not Applicable

Item 2.   PROPERTIES

          See Item 15(a), Exhibit 99.2 for information provided in lieu of information required by Item 102 of Regulation S-K.

Item 3.   LEGAL PROCEEDINGS

          The registrant is not aware of any material pending legal proceedings involving either itself, the Seller/Servicer, or the Trustee with respect to the Certificates or the Registrant's property.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No vote or consent of the holders of the Certificates (the "Certificateholders") was solicited for any purpose for the period from September 1 through December 31, 2005.

                   PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          (a)  Item 201 of Regulation S-K:

               i. Market Information. To the registrant's knowledge, there is no established public trading market for the Certificates.

               ii.  Holders.

          At February 15, 2006, the number of holders of record identified by ADP Financial Information Services, Inc. for the respective classes of notes is as follows:

          Note Description                        Record Holders
          ----------------                        --------------
          Series 2005-1, Class A                       4
          Series 2005-1, Class B                       1
          Series 2005-1, Class C                       4

               iii. Dividends. Not applicable. (Information as to distributions to Certificateholders is provided in the registrant's monthly filings on Form 8-K.)

               iv. Securities Authorized for Issuance Under Equity Compensation Plans. Not applicable.

          (b)  Item 701(f) of Regulation S-K. Not applicable.

          (c)  Item 703 of Regulation S-K. Not applicable.

Item 6.   SELECTED FINANCIAL DATA

          Not Applicable

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Not Applicable

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Not Applicable

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

Item 9A.  CONTROLS AND PROCEDURES

          Not Applicable

ITEM 9B.  OTHER INFORMATION

A calculation error relating to Investor Default Amounts affected the Series 2005-1 Monthly Noteholders' Statements for the September 2005 and October 2005 Monthly Periods. Certain additional calculation errors affecting a number of additional line items occurred in the report for the November 2005 Monthly Period. A full comparative report for the November 2005 Monthly Period is presented below. Comparative information for only the affected line items is presented with respect to the reports for the September 2005 and October 2005 Monthly Periods.


REPORT DATED OCTOBER 17, 2005:

ITEM                                                                                                                     VARIANCE
NUMBER  DESCRIPTION                                                                     REPORTED         AMENDED          CHANGE
------  -----------                                                                   ------------     ------------   ------------
10a     The Series 2005-1 Investor Default Amount for the related Monthly Period      3,647,418.93     3,645,773.48     (1,645.45)
10b     The Series 2005-1 Investor Default Amount allocated to the Class A Notes
          for the related Monthly Period                                              3,191,491.56     3,190,051.80     (1,439.76)
10c     The Series 2005-1 Investor Default Amount allocated to the Class B Notes
          for the related Monthly Period                                                218,845.14       218,746.41        (98.73)
10d     The Series 2005-1 Investor Default Amount allocated to the Class C Notes
          for the related Monthly Period                                                237,082.23       236,975.28       (106.95)

REPORT DATED NOVEMBER 15, 2005:

ITEM                                                                                                                    VARIANCE
NUMBER  DESCRIPTION                                                                     REPORTED         AMENDED         CHANGE
------  -----------                                                                   ------------     ------------   ------------

10a     The Series 2005-1 Investor Default Amount for the related Monthly Period      3,647,418.93     3,290,941.98   (356,476.95)
10b     The Series 2005-1 Investor Default Amount allocated to the Class A Notes
          for the related Monthly Period                                              3,191,491.56     2,879,574.23   (311,917.33)
10c     The Series 2005-1 Investor Default Amount allocated to the Class B Notes
          for the related Monthly Period                                                218,845.14       197,456.52    (21,388.62)
10d     The Series 2005-1 Investor Default Amount allocated to the Class C Notes
          for the related Monthly Period                                                237,082.23       213,911.23    (23,171.00)



                                                                                                                          VARIANCE
REPORT DATED DECEMBER 15, 2005:                                                  REPORTED                AMENDED           CHANGE

Information Regarding the Current Monthly Distribution
------------------------------------------------------

1 The amount of the current monthly principal payment in respect
  of the Class A Notes ...............................................        $           0.00                  0.00          0.00
                                                                              ----------------------------------------------------

2 The amount of the current monthly principal payment in respect
  of the Class B Notes ...............................................        $           0.00                  0.00          0.00
                                                                              ----------------------------------------------------

3 The amount of the current monthly principal payment in respect
  of the Class C Notes ...............................................        $           0.00                  0.00          0.00
                                                                              ----------------------------------------------------

4 The amount of the current monthly distribution in respect of
  Class A Monthly Interest ...........................................        $   1,824,375.00          1,824,375.00          0.00
                                                                              ----------------------------------------------------

5 The amount of the current monthly distribution in respect of
  Class A Additional Interest ........................................        $           0.00                  0.00          0.00
                                                                              ----------------------------------------------------

6 The amount of the current monthly distribution in respect of
  Class B Monthly Interest ...........................................        $     129,300.00            129,300.00          0.00
                                                                              ----------------------------------------------------

7 The amount of the current monthly distribution in respect of
  Class B Additional Interest ........................................        $           0.00                  0.00          0.00
                                                                              ----------------------------------------------------

8 The amount of the current monthly distribution in respect of
  Class C Monthly Interest ...........................................        $           0.00                  0.00          0.00
                                                                              ----------------------------------------------------

9 The amount of the current monthly distribution in respect of
  Class C Additional Interest ........................................        $           0.00                  0.00          0.00
                                                                              ----------------------------------------------------


10  Series 2005-1 Investor Default Amount
    -------------------------------------

(a) The Series 2005-1 Investor Default Amount for the related
    Monthly Period ...................................................          $   6,893,730.33          6,893,730.33        0.00
                                                                                --------------------------------------------------

(b) The Series 2005-1 Investor Default Amount allocated to the
    Class A Notes for the related Monthly Period .....................          $   6,032,014.04          6,032,014.04        0.00
                                                                                --------------------------------------------------

(c) The Series 2005-1 Investor Default Amount allocated to the
    Class B Notes for the related Monthly Period .....................          $     413,623.82            413,623.82        0.00
                                                                                --------------------------------------------------

(d) The Series 2005-1 Investor Default Amount allocated to the
    Class C Notes for the related Monthly Period .....................          $     448,092.47            448,092.47        0.00
                                                                                --------------------------------------------------


11  Investors Charge-Offs
    ---------------------

(a) The aggregate amount of Investor Charge-Offs allocated to the
    Class A Notes for the related Monthly Period .....................          $           0.00                  0.00        0.00
                                                                                ----------------------------------------------------

(b) The aggregate amount of Investor Charge-Offs allocated to the
    Class B Notes for the related Monthly Period .....................          $           0.00                  0.00        0.00
                                                                                ----------------------------------------------------

(c) The aggregate amount of Investor Charge-Offs allocated to the
    Class C Notes for the related Monthly Period .....................          $     641,220.33            668,277.29   27,056.96
                                                                                ----------------------------------------------------

(d) the aggregate amount of the Nominal Liquidation Amount
    Deficit of the Class A Notes reimbursed on the Transfer Date
    immediately preceding this Distribution Date .....................          $           0.00                  0.00        0.00
                                                                                ----------------------------------------------------

(e) the aggregate amount of the Nominal Liquidation Amount
    Deficit of the Class B Notes reimbursed on the Transfer Date
    immediately preceding this Distribution Date .....................          $           0.00                  0.00        0.00
                                                                                ----------------------------------------------------

(f) the aggregate amount of the Nominal Liquidation Amount
    Deficit of the Class C Notes reimbursed on the Transfer Date
    immediately preceding this Distribution Date .....................          $           0.00                  0.00        0.00
                                                                                ----------------------------------------------------



12  Investor Servicing Fee
    ----------------------

(a) The amount of the Master Trust Investor Servicing Fee payable by the Trust on behalf of the Series 2005-1 Noteholders to the
    Servicer for the related Monthly Period ..........................          $     500,000.00        500,000.00            0.00
                                                                                ----------------------------------------------------

(b) The amount of Servicer Interchange payable by the Trust to the
    Servicer for the related Monthly Period ..........................          $     500,000.00        500,000.00            0.00
                                                                                ----------------------------------------------------

13  Reallocations
    -------------

(a) The amount of Reallocated Class C Principal Collections with
    respect to this Distribution Date ................................          $     641,220.33              0.00     (641,220.33)
                                                                                ----------------------------------------------------

(b) The amount of Reallocated Class B Principal Collections with
    respect to this Distribution Date ................................          $           0.00              0.00            0.00
                                                                                ----------------------------------------------------

(c) The Class C Nominal Liquidation Amount as of the close of
    business on this Distribution Date ...............................          $  38,358,779.67     38,331,722.71      (27,056.96)
                                                                                ----------------------------------------------------

(d) The Class B Nominal Liquidation Amount as of the close of
    business on this Distribution Date ...............................          $  36,000,000.00     36,000,000.00            0.00
                                                                                ----------------------------------------------------


14  Reserve Account
    ---------------

(a) The Reserve Draw Amount on the related Transfer Date .............          $           0.00              0.00            0.00
                                                                                ----------------------------------------------------

(b) The amount of the Reserve Draw Account deposited in the
    Collection Account on the related Transfer
    Date to be treated as Series 2005-1
    Finance Charge Amounts for the Class A
    Notes ............................................................          $           0.00              0.00            0.00
                                                                                ----------------------------------------------------

(c) The amount of the Reserve Draw Account deposited in the
    Collection Account on the related Transfer
    Date to be treated as Series 2005-1
    Finance Charge Amounts for the Class B
    Notes ............................................................          $           0.00              0.00            0.00
                                                                                ----------------------------------------------------

(d) The amount of the Reserve Draw Account deposited in
    the Collection Account on the related Transfer
    Date to be treated as Series 2005-1
    Finance Charge Amounts for the Class C Notes ....................          $           0.00               0.00            0.00
                                                                                ----------------------------------------------------

(e) The amount of deposit in the Reserve Account that exceeds the amount required to be on deposit in the Reserve Account and is
    then paid to the Issuer ..........................................          $           0.00              0.00            0.00
                                                                                ----------------------------------------------------


15  Spread Account
    --------------

(a) The Spread Account Deficiency on the related Transfer Date .......          $           0.00     16,500,000.00   16,500,000.00
                                                                                ----------------------------------------------------

(b) The amount withdrawn from the Spread Account and deposited in the Collection Account on the related Transfer Date to
    be treated as Series 2005-1 Finance Charge
    Amounts for the Class C Notes ....................................          $           0.00              0.00            0.00
                                                                                ----------------------------------------------------

(c) The amount withdrawn from the Spread Account and deposited in the Principal Funding Account on the related Transfer
    Date to be treated as Series 2005-1 Finance Charge
    Amounts for the Class C Notes ....................................          $           0.00              0.00            0.00
                                                                                ----------------------------------------------------


16  Series 2005-1 Finance Charge Amounts
    ------------------------------------

(a) The amount of Series 2005-1 Finance Charge Amounts on
    deposit in the Collection Account allocated to the Class A
    Notes on the related Transfer Date ...............................          $   1,824,375.00      1,824,375.00            0.00
                                                                                ----------------------------------------------------

(b) The amount of Series 2005-1 Finance Charge Amounts on
    deposit in the Collection Account allocated to the Class B
    Notes on the related Transfer Date ...............................          $     129,300.00        129,300.00            0.00
                                                                                ----------------------------------------------------

(c) The amount of Series 2005-1 Finance Charge Amounts on
    deposit in the Collection Account allocated to the Class C
    Notes on the related Transfer Date ...............................          $           0.00              0.00            0.00
                                                                                ----------------------------------------------------

(d) The amount of Shared Excess Finance Charge Amounts for other
    Series of Notes in Group A .......................................          $           0.00              0.00            0.00
                                                                                ----------------------------------------------------


17  Series 2005-1 Available Principal Amounts after Reallocations
    ------------------------------------------------------------

(a) The amount of Series 2005-1 Available Principal Amounts on deposit in the Collection Account allocated to the Class A
    Notes on the related Transfer Date ...............................          $           0.00              0.00            0.00
                                                                                ----------------------------------------------------

(b) The amount of Series 2005-1 Available Principal Amounts on deposit in the Collection Account allocated to the Class B
    Notes on the related Transfer Date ...............................          $           0.00              0.00            0.00
                                                                                ----------------------------------------------------

(c) The amount of Series 2005-1 Available Principal Amounts on deposit in the Collection Account allocated to the Class C
    Notes on the related Transfer Date ...............................          $           0.00              0.00            0.00
                                                                                ----------------------------------------------------

(d) The amount of Shared Excess Principal Amounts for other
    Series of Notes in Group A .......................................          $           0.00              0.00            0.00
                                                                                ----------------------------------------------------


18  Base Rate
    ---------

(a) The Base Rate for the related Monthly Period .....................                      5.20%            5.20%            0.00
                                                                                ----------------------------------------------------


19  Portfolio Yield
    ---------------

(a) The Portfolio Yield for the related Monthly Period ...............                      2.66%            3.62%            0.96%
                                                                                ----------------------------------------------------

(b) The Portfolio Adjusted Yield for the related Monthly Period ......                      N/A               N/A             N/A
                                                                                ----------------------------------------------------


                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Not Applicable

Item 11.  EXECUTIVE COMPENSATION

          Not Applicable

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         (a) Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a

             Certificate representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Certificates for their own account or for the accounts of their customers. At February 15, 2006, the following direct DTC participants held positions in certificates representing interest in the Trust equal to or exceeding 5% of the total principal amount of each series outstanding on that date. The address of each of the participants listed below is: C/O The Depository Trust Company, 55 Water Street, 49th Floor, New York, New York 10041.

                                                                                           Amount of
                                                                                           Beneficial               Percent
Title of Class             Name of Beneficial Owner                                        Ownership              of Class
--------------------------------------------------------------------------------------------------------------------------
Series 2005-1, Class A       JPMorgan Chase Bank                                           300,000,000               94%
                             Wachovia Bank                                                  20,000,000                6%

Series 2005-1, Class B       JPMorgan Chase Bank                                             6,000,000              100%

Series 2005-1, Class C       JPMorgan Chase Bank                                            27,000,000              100%



         (b) Not Applicable

         (c) Not Applicable

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not Applicable

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

          Not Applicable

                   PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

          (a) The following documents are filed as a part of the report:

              Exhibit 31: Sarbanes-Oxley Act 302 Certification dated March 29, 2006 for National City Credit Card Master Note Trust Annual Report on Form 10-K for the period from September 1 through December 31, 2005.

              Exhibit 99.1: Annual Servicer's Certificate

              Exhibit 99.2: Series 2005-1 Schedule to Annual Noteholders' Statement for the period from September 1 through December 31, 2005.

              Exhibit 99.3: Report of Independent Accountants.

                            Report of Management on the Controls over Servicing of the National City Credit Card Master Trust.

          (b) Not applicable.

          (c) Omitted.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NATIONAL CITY BANK, as Servicer of
                              National City Credit Card Master Note Trust

Date: March 29, 2006          By: /s/ Russell A. Cronin, Jr.
                                  ------------------------------
                              Name: Russell A. Cronin, Jr.
                              Title: Senior Vice President