Form 10-K
period 2006-12-31
National City Credit Card Master Note Trust; NATIONAL CITY CREDIT CARD MASTER TRUST
filed 2007-03-30
CIK 1332961, 934843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

Commission File Number of issuing entity:	Commission File Number of issuing entity:
333-126628	333-126628-01
NATIONAL CITY CREDIT CARD	NATIONAL CITY CREDIT CARD
MASTER NOTE TRUST	MASTER TRUST
(Exact name of issuing entity as specified in its charter)	(Exact name of issuing entity as specified in its charter)
(Issuer of the Notes)	(Issuer of the Collateral Certificate)
Commission File Number of depositor: 333-126628-02
NATIONAL CITY BANK
(Exact name of depositor and sponsor as specified in it charter)

Delaware	New York
(State or other jurisdiction of incorporation or	(State or other jurisdiction of incorporation or
organization of the issuing entity)	organization of the issuing entity)

c/o National City Bank	c/o National City Bank
1900 East Ninth Street	1900 East Ninth Street
Cleveland, Ohio 44114-3484	Cleveland, Ohio 44114-3484
(Address of principal executive offices of issuing entity)	(Address of principal executive offices of issuing entity)

(216) 222-2000	(216) 222-2000
(Telephone number, including area code)	(Telephone number, including area code)

Not Applicable	Not Applicable
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)
Securities registered pursuant to Section 12(b) of the Act: none
Securities registered pursuant to Section 12(g) of the Act: none
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑ [Item 405 of Regulation S-K is not applicable]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one);
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

PART I
The following items are omitted in accordance with General Instruction J to Form 10-K:
Item 1. Business
Item 1A. Risk Factors
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 1B. Unresolved Staff Comments.
     None.
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1112(b) of Regulation AB: Significant Obligor Financial Information
     The primary asset of the issuing entity is the collateral certificate, Series 2005-CC, representing an undivided interest in the National City Credit Card Master Trust, whose assets include the receivables arising in a portfolio of unsecured consumer revolving credit card accounts. National City Credit Card Master Trust, therefore, may be considered a significant obligor in relation to National City Credit Card Master Note Trust. Pursuant to Instruction 3.b. to Item 1112(b) of Regulation AB, the information required by Instruction J to Form 10-K in respect of National City Credit Card Master Trust has been disclosed in this report on Form 10-K in lieu of the information otherwise contemplated by Item 1112(b).
     The pool assets held by National City Credit Card Master Trust do not include any significant obligors.
Item 1114(b)(2) of Regulation AB: Significant Enhancement Provider Financial Information
     There is no entity or group of affiliated entities providing enhancement or other support that is liable or contingently liable to provide payments representing 10% or more of the cash flow supporting any offered class of asset-backed securities.
Item 1115(b) of Regulation AB: Derivative Instrument Provider Financial Information
     There is no entity or group of affiliated entities providing derivative instruments of an aggregate significant percentage of 10% of more.
Item 1117 of Regulation AB: Legal Proceedings
Industry Developments
     In October 2004, the United States Supreme Court let stand a federal court decision in a suit brought by the U.S. Department of Justice, in which MasterCard and Visa rules prohibiting banks that issue cards on MasterCard and Visa networks from issuing cards on other networks (the “association rules”) were found to have violated federal antitrust laws. This decision effectively permits banks that issue cards on Visa’s or MasterCard’s networks, such as National

City Bank, to issue cards on competitor networks. Discover and American Express have initiated separate civil lawsuits against MasterCard and Visa claiming substantial damages stemming from the association rules. MasterCard and Visa are also parties to suits alleging that MasterCard’s and Visa’s currency conversion practices are unlawful. The costs associated with these and other matters could cause MasterCard and Visa to invest less in their networks and marketing efforts and could adversely affect the interchange paid to their member banks, including the bank.
Litigation and Proceedings
     National City Corporation (the “Corporation”) and its subsidiaries are involved in a number of legal proceedings arising from the conduct of their business activities. These proceedings include claims brought against the Corporation and its subsidiaries where a National City entity acted as depository bank, lender, underwriter, fiduciary, financial advisor, broker or participated in other similar business activities. Reserves are established for legal claims when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, including almost all of the class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case a reserve will not be recognized until that time.
     On or about November 22, 2002, a claim was asserted in the Marion County Probate Court (Indiana) against National City Bank of Indiana, a subsidiary of the Corporation since merged into National City Bank, concerning management of investments held in a trust for the benefit of the Americans for the Arts and The Poetry Foundation. The claim alleges failure to adequately and timely diversify investments held in this trust, which resulted in investment losses. The beneficiaries are seeking damages of as much as $100 million. In December 2005, the court entered an order granting National City Bank of Indiana’s motion for summary judgment, and the beneficiaries filed an appeal. On October 19, 2006, the Indiana Court of Appeals, in a unanimous decision, affirmed the order granting National City Bank of Indiana’s motion for summary judgment. By order dated March 8, 2007, the Indiana Supreme Court unanimously denied the beneficiaries’ motion to transfer the appeal to the Indiana Supreme Court.
     Beginning on June 22, 2005, a series of antitrust class action lawsuits were filed against Visa, MasterCard and several major financial institutions, including eight cases naming the Corporation and its subsidiary, National City Bank of Kentucky, since merged into National City Bank. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. The cases have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of New York. Given the preliminary stage of these suits, it is not possible for the Corporation to assess the probability of a material adverse outcome or the range of possible damages, if any.
     On March 31, 2006, the Corporation and National City Bank were served with a patent infringement lawsuit filed in the United States District Court for the Eastern District of Texas. The plaintiff, Data Treasury Corporation, claims that the Corporation, as well as over 50 other financial institutions or check processors, are infringing on its patents involving check imaging, storage and transfer. The plaintiff seeks unspecified damages and injunctive relief. On November 30, 2006, the U.S. Patent and Trademark Office, on re-examination, found that two of the image patents involved in the litigation should be rejected. This decision is subject to response and appeal by Data Treasury Corporation. At this stage of this lawsuit, it is not possible for the Corporation to assess the probability of a material adverse outcome or the range of possible damages, if any.
     On October 11, 2006, Allegiant Asset Management Company (“Allegiant”), a registered investment adviser and an indirect subsidiary of the Corporation, was notified that the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) was conducting an examination concerning marketing arrangements Allegiant may have with entities that provide administrative services to the Allegiant Funds. The Corporation and Allegiant are cooperating fully with the SEC in that examination. On January 12, 2007, Allegiant submitted a written response to the SEC’s inquiries. Due to the preliminary stage of this investigation, the Corporation is not able to predict the outcome of this examination.
     On August 23, 2005, the Office of Inspector General issued its final audit concerning late submitted requests to the Department of Housing and Urban Development for FHA insurance made between May 1, 2002 and April 30, 2004 by National City Mortgage Co., a subsidiary of National City Bank. One of the recommendations contained in the final audit was for a determination to be made as to the legal sufficiency of possible remedies under the Program Fraud Civil Remedies Act. In late 2006, the Department of Housing and Urban Development referred the matter to the Department of Justice’s Civil Division to determine if possible civil claims exist under the Program Fraud Civil Remedies Act and the False Claims Act. National City Mortgage Co. is cooperating with the Department of Justice in its civil claims investigation. The nature and amount of any liabilities that might arise from this investigation is not determinable at this time.
     Based on information currently available, advice of counsel, available insurance coverage and established reserves, the Corporation believes that the eventual outcome of all proceedings involving or claims against the Corporation and its subsidiaries will not, individually or in the aggregate, have a material adverse effect on the Corporation’s consolidated financial position or results of operations. It is possible, however, that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations for a particular period.
     Except as disclosed above, there are no pending material legal or other proceedings involving National City Bank, as sponsor, depositor and servicer, National City Credit Card Master Trust and National City Credit Card Master Note Trust, each as an issuing entity, The Bank of New York (Delaware), as master trust trustee, The Bank of New York, as indenture trustee, Wilmington Trust Compaqny, as owner trustee, or any other party described in Item 1117 of Regulation AB, or of which any property of the foregoing is the subject, that, individually or in the aggregate, would have a material adverse impact on investors in the securities to which this report on Form 10-K relates.
PART II
The following items are omitted in accordance with General Instruction J to Form 10-K:
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Date
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market
Item 8. Financial Statements and Supplementary

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information.
None.
PART III
The following items are omitted in accordance with General Instruction J to Form 10-K:
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions
     Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria
     Each of National City Bank, The Bank of New York and The Bank of New York (Delaware) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of National City Credit Card Master Trust and National City Credit Card Master Note Trust. Each of the Servicing Participants completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the 12-month period ending, December 31, 2006, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports identify any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.
Item 1123 of Regulation AB: Servicer Compliance Statement
     National City Bank has been identified by the registrant as the servicer with respect to the pool assets held by each of National City Credit Card Master Trust and National City Credit Card Master Note Trust. National City Bank provided a statement of compliance (a “Compliance Statement”) for the 12-month period ending December 31, 2006 which has been signed by an authorized officer of National City Bank. The Compliance Statement is attached as an exhibit to this Form 10-K.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Not applicable.
(a)(2) Not applicable.
(a)(3) Not applicable.
(b) The following exhibits are filed as part of this report:

Exhibit
Number	Description

4.1	Pooling and Servicing Agreement dated as of June 1, 1995, as amended and restated as of July 1, 2000 (included in Exhibit 4.1 to National City Credit Card Master Trust’s (the “Registrant”) Form S-3 filed with the Securities and Exchange Commission on July 27, 2000, which is incorporated herein by reference)

4.2	First Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of May 24, 2001 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 7, 2001, which is incorporated herein by reference)

4.3	Second Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of August 3, 2005 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 8, 2005, which is incorporated herein by reference)

4.4	Third Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of March 20, 2007 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.5	Series 2005-CC Supplement relating to the Collateral Certificate (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.6	Indenture, dated as of August 23, 2005 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

Exhibit
Number	Description

4.7	First Amendment to the Indenture, dated as of March 20, 2007 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.8	Series 2005-1 Indenture Supplement, dated as of August 23, 2005 (included in Exhibit 4.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.9	Series 2006-1 Indenture Supplement, dated as of March 30, 2006 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 3, 2006, which is incorporated herein by reference)

4.10	Series 2007-1 Indenture Supplement, dated as of March 20, 2007 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference.

4.11	National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of August 23, 2005 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.12	First Amendment to National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of March 20, 2007 (included in Exhibit 4.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.13	Form of the Series 2005-1 Notes (included in Exhibit 4.8)

4.14	Form of the Series 2006-1 Notes (included in Exhibit 4.9)

4.15	Form of the Series 2007-1 Notes (included in Exhibit 4.10)

4.16	Form of the Collateral Certificate (included in Exhibit 4.5)

10	Administration Agreement (included in Exhibit 10.1 to the Registrant’ Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

31	Certification of National City Bank pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for National City Bank as of and for the 12-month period ending December 31, 2006.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York and The Bank of New York (Delaware) as of and for the 12-month period ending December 31, 2006.

Exhibit
Number	Description

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to National City Bank.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York and The Bank of New York (Delaware).

35	Servicer Compliance Statement of National City Bank for the 12-month period ending December 31, 2006.
(c) Not applicable.
SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL CITY BANK, Servicer National City Credit Card Master Note Trust National City Credit Card Master Trust
Date: March 30, 2007	By:	/s/ Russell A. Cronin, Jr.
Name: Russell A. Cronin, Jr.
Title: Senior Vice President

Exhibit Index

Exhibit
Number	Description

4.1	Pooling and Servicing Agreement dated as of June 1, 1995, as amended and restated as of July 1, 2000 (included in Exhibit 4.1 to National City Credit Card Master Trust’s (the “Registrant”) Form S-3 filed with the Securities and Exchange Commission on July 27, 2000, which is incorporated herein by reference)

4.2	First Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of May 24, 2001 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 7, 2001, which is incorporated herein by reference)

4.3	Second Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of August 3, 2005 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 8, 2005, which is incorporated herein by reference)

4.4	Third Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of March 20, 2007 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.5	Series 2005-CC Supplement relating to the Collateral Certificate (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.6	Indenture, dated as of August 23, 2005 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.7	First Amendment to the Indenture, dated as of March 20, 2007 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.8	Series 2005-1 Indenture Supplement, dated as of August 23, 2005 (included in Exhibit 4.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.9	Series 2006-1 Indenture Supplement, dated as of March 30, 2006 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 3, 2006, which is incorporated herein by reference)

4.10	Series 2007-1 Indenture Supplement, dated as of March 20, 2007 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference.

4.11	National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of August 23, 2005 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.12	First Amendment to National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of March 20, 2007 (included in Exhibit 4.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.13	Form of the Series 2005-1 Notes (included in Exhibit 4.8)

4.14	Form of the Series 2006-1 Notes (included in Exhibit 4.9)

4.15	Form of the Series 2007-1 Notes (included in Exhibit 4.10)

4.16	Form of the Collateral Certificate (included in Exhibit 4.5)

10	Administration Agreement (included in Exhibit 10.1 to the Registrant’ Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

31	Certification of National City Bank pursuant to Rule 13a014(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for National City Bank as of and for the 12-month period ending December 31, 2006.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York and The Bank of New York (Delaware) as of and for the 12-month period ending December 31, 2006.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to National City Bank.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York and The Bank of New York (Delaware).

35	Servicer Compliance Statement of National City Bank for the 12-month period ending December 31, 2006.