Form 10-K
period 2007-12-31
National City Credit Card Master Note Trust; NATIONAL CITY CREDIT CARD MASTER TRUST
filed 2008-03-21
CIK 1332961, 934843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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
Securities registered pursuant to Section 12(b) of the Act: none
Securities registered pursuant to Section 12(g) of the Act: none
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑ [Item 405 of Regulation S-K is not applicable]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
Item 1117 of Regulation AB: Legal Proceedings
     National City Bank and its subsidiaries are involved in a number of legal proceedings arising from the conduct of their business activities. Reserves are established for legal claims when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, including almost all of the class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case a reserve will not be recognized until that time.
     Beginning on June 22, 2005, a series of antitrust class action lawsuits were filed against Visa®, MasterCard® and several major financial institutions, including eight cases naming National City Corporation (the “Corporation”) and its subsidiary, National City Bank of Kentucky, since merged into National City Bank. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. The cases have been consolidated for pretrial proceedings in the United States District Court for the Eastern

District of New York. On July 1, 2007, the Corporation and National City Bank entered into a Judgment Sharing Agreement with respect to this litigation. This litigation is also subject to the Visa USA bylaws and a Loss Sharing Agreement, which became effective on October 3, 2007 and obligates the Corporation to indemnify Visa for potential future settlement of certain litigation. The Corporation’s indemnification obligation is limited to its 8% proportionate equity interest in Visa USA. During 2007, Visa announced that it had recognized liabilities for probable settlements for two of the covered suits. The Corporation accrued its proportionate share of these anticipated settlements and recognized a guarantee liability for the other covered suits. On September 7, 2007, the Magistrate Judge recommended to the District Court that all claims that predate January 1, 2004 should be dismissed. Given the preliminary stage of the remaining suits, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of potential loss.
     On March 31, 2006, the Corporation and National City Bank were served with a patent infringement lawsuit filed in the United States District Court for the Eastern District of Texas. The plaintiff, Data Treasury Corporation, claims that the Corporation, as well as over 50 other financial institutions or check processors, infringed on its patents involving check imaging, storage and transfer. The plaintiff seeks damages and injunctive relief. On January 6, 2006, the US Patent and Trademark Office (USPTO) ordered a re-examination of certain of the patents (the Ballard Patents) and the Court stayed the litigation as to those patents. Subsequently, the USPTO confirmed the patentability of all claims of the Ballard patents under re-examination and the Plaintiff has now indicated its intention to ask the court to lift the stay. On or about July 27, 2007, the USPTO granted re-examination of the other patents in suit (the Huntington Patents) and the Court stayed the litigation as to those patents. At this stage of this lawsuit, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of potential loss.
     On August 23, 2005, the Office of Inspector General issued its final audit concerning late submitted requests to the Department of Housing and Urban Development for FHA insurance made between May 1, 2002 and April 30, 2004 by National City Mortgage Co., a subsidiary of National City Bank. One of the recommendations contained in the final audit was for a determination to be made as to the legal sufficiency of possible remedies under the Program Fraud Civil Remedies Act. In late 2006, the Department of Housing and Urban Development referred the matter to the Department of Justice’s Civil Division to determine if possible civil claims exist under the Program Fraud Civil Remedies Act and the False Claims Act. The Company is cooperating with the Department of Justice in its civil claims investigation. The nature and amount of any liabilities that might arise from this investigation are not determinable at this time.
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
     Except as disclosed above, there are no pending material legal or other proceedings involving National City Bank, as sponsor, depositor and servicer, National City Credit Card Master Trust and National City Credit Card Master Note Trust, each as an issuing entity, BNYM (Delaware), formerly known as The Bank of New York (Delaware), as master trust trustee, The Bank of New York, as indenture trustee, Wilmington Trust Company, as owner trustee, or any other party described in Item 1117 of Regulation AB, or of which any property of the foregoing is the subject, that, individually or in the aggregate, would have a material adverse impact on investors in the securities to which this report on Form 10-K relates.
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
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria
     Each of National City Bank, The Bank of New York and BNYM (Delaware), formerly known as The Bank of New York (Delaware) (each, a “Servicing Participant”), has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of National City Credit Card Master Trust and National City Credit Card Master Note Trust. Each of the Servicing Participants completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the 12-month period ending, December 31, 2007, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports identifies any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant with the following exception. The Report on Assessment and the Attestation Report for The Bank of New York and BNYM (Delaware) disclosed the following material instance of non-compliance:
1122(d)(2)(i): Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days of receipt, or such other number of days specified in the transaction agreements.
With respect to collections received on assets relating to certain series of securities, such collections were not deposited into a segregated account for each specified series but rather were deposited into a general account held by the Company as Indenture Trustee (hereinafter referred to as the “Indenture Trustee”) and remitted directly to the investors. All collections were properly allocated by the Indenture Trustee to the related series of securities and timely remitted to the investors in such series. The segregated account for each specified series was in existence prior to the time deposits were to be made into such account but such account was not utilized in all instances by the Indenture Trustee as stated above. Procedures have been in place and are currently being reinforced so that collections are deposited into the segregated account for each specified series within the applicable time frames and then remitted to the investors in such series all in accordance with the related transaction documents.
Item 1123 of Regulation AB: Servicer Compliance Statement
     National City Bank has been identified by the registrant as the servicer with respect to the pool assets held by each of National City Credit Card Master Trust and National City Credit Card Master Note Trust. National City Bank provided a statement of compliance (a “Compliance Statement”) for the 12-month period ending December 31, 2007 which has been signed by an authorized officer of National City Bank. The Compliance Statement is attached as an exhibit to this Form 10-K.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Not applicable.
(a)(2) Not applicable.
(a)(3) Not applicable.
(b) The following exhibits are filed as part of this report:

Exhibit
Number	Description

4.1	Pooling and Servicing Agreement dated as of June 1, 1995, as amended and restated as of July 1, 2000 (included in Exhibit 4.1 to National City Credit Card Master Trust’s (the “Registrant”) Form S-3 filed with the Securities and Exchange Commission on July 27, 2000, which is incorporated herein by reference)

4.2	First Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of May 24, 2001 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 7, 2001, which is incorporated herein by reference)

4.3	Second Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of August 3, 2005 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 8, 2005, which is incorporated herein by reference)

4.4	Third Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of March 20, 2007 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.5	Series 2005-CC Supplement relating to the Collateral Certificate (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.6	Indenture, dated as of August 23, 2005 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.7	First Amendment to the Indenture, dated as of March 20, 2007 (included in Exhibit 4.3 to

Exhibit
Number	Description

the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.8	Series 2005-1 Indenture Supplement, dated as of August 23, 2005 (included in Exhibit 4.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.9	Series 2006-1 Indenture Supplement, dated as of March 30, 2006 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 3, 2006, which is incorporated herein by reference)

4.10	Series 2007-1 Indenture Supplement, dated as of March 20, 2007 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference.

4.11	National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of August 23, 2005 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.12	First Amendment to National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of March 20, 2007 (included in Exhibit 4.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.13	Form of the Series 2005-1 Notes (included in Exhibit 4.8)

4.14	Form of the Series 2006-1 Notes (included in Exhibit 4.9)

4.15	Form of the Series 2007-1 Notes (included in Exhibit 4.10)

4.16	Form of the Collateral Certificate (included in Exhibit 4.5)

10	Administration Agreement (included in Exhibit 10.1 to the Registrant’ Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

31	Certification of National City Bank pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for National City Bank as of and for the 12-month period ending December 31, 2007.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York and BNYM (Delaware), formerly The Bank of New York (Delaware), as of and for the 12-month period ending December 31, 2007.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to National City Bank.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York and BNYM (Delaware), formerly The Bank of New York (Delaware).

35	Servicer Compliance Statement of National City Bank for the 12-month period ending December 31, 2007.

(c) Not applicable.
SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL CITY BANK, Servicer National City Credit Card Master Note Trust National City Credit Card Master Trust
Date: March 21, 2008	By:	/s/ Russell A. Cronin, Jr.
		Name:	Russell A. Cronin, Jr.
		Title:	Senior Vice President

Exhibit Index

Exhibit
Number	Description

4.1	Pooling and Servicing Agreement dated as of June 1, 1995, as amended and restated as of July 1, 2000 (included in Exhibit 4.1 to National City Credit Card Master Trust’s (the “Registrant”)Form S-3 filed with the Securities and Exchange Commission on July 27, 2000, which is incorporated herein by reference)

4.2	First Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of May 24, 2001 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 7, 2001, which is incorporated herein by reference)

4.3	Second Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of August 3, 2005 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 8, 2005, which is incorporated herein by reference)

4.4	Third Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of March 20, 2007 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.5	Series 2005-CC Supplement relating to the Collateral Certificate (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.6	Indenture, dated as of August 23, 2005 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.7	First Amendment to the Indenture, dated as of March 20, 2007 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.8	Series 2005-1 Indenture Supplement, dated as of August 23, 2005 (included in Exhibit 4.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.9	Series 2006-1 Indenture Supplement, dated as of March 30, 2006 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 3, 2006, which is incorporated herein by reference)

4.10	Series 2007-1 Indenture Supplement, dated as of March 20, 2007 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference.

4.11	National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of August 23, 2005 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.12	First Amendment to National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of March 20, 2007 (included in Exhibit 4.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.13	Form of the Series 2005-1 Notes (included in Exhibit 4.8)

4.14	Form of the Series 2006-1 Notes (included in Exhibit 4.9)

4.15	Form of the Series 2007-1 Notes (included in Exhibit 4.10)

Exhibit
Number	Description

4.16	Form of the Collateral Certificate (included in Exhibit 4.5)

10	Administration Agreement (included in Exhibit 10.1 to the Registrant’ Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

31	Certification of National City Bank pursuant to Rule 13a014(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for National City Bank as of and for the 12-month period ending December 31, 2007.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York and BNYM (Delaware), formerly The Bank of New York (Delaware), as of and for the 12-month period ending December 31, 2007.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to National City Bank.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York and BNYM (Delaware), formerly The Bank of New York (Delaware).

35	Servicer Compliance Statement of National City Bank for the 12-month period ending December 31, 2007.