Form 10-K
period 2008-12-31
National City Credit Card Master Note Trust; NATIONAL CITY CREDIT CARD MASTER TRUST
filed 2009-03-24
CIK 1332961, 934843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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
Item 1117 of Regulation AB: Legal Proceedings
     There are no pending material legal or other proceedings involving National City Bank, as sponsor, depositor and servicer, National City Credit Card Master Trust and National City Credit Card Master Note Trust, each as an issuing entity, BNY Mellon Trust of Delaware (formerly BNYM (Delaware), formerly The Bank of New York (Delaware)), as master trust trustee, The Bank of New York Mellon (formerly The Bank of New York), as indenture trustee, Wilmington Trust Company, as owner trustee, or any other party described in Item 1117 of Regulation AB, or of which any property of the foregoing is the subject, that, individually or in the aggregate, would have a material adverse impact on investors in the securities to which this report on Form 10-K relates.

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
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria
     Each of National City Bank, The Bank of New York Mellon (formerly The Bank of New York) and BNY Mellon Trust of Delaware (formerly BNYM (Delaware), formerly The Bank of New York (Delaware)) (each, a “Servicing Participant”), has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of National City Credit Card Master Trust and National City Credit Card Master Note Trust. Each of the Servicing Participants completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the 12-month period ending, December 31, 2008, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports identifies any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant with the following exception. The Report on Assessment and the Attestation Report for The Bank of New York Mellon and BNY Mellon Trust of Delaware disclosed the following material instance of non-compliance:
1122(d)(2)(i): Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days of receipt, or such other number of days specified in the transaction agreements.
During the reporting period, certain payments on pool assets were not deposited into the appropriate segregated custodial bank account within the time frame required by the related transaction documents.
The segregated account for each specified series of securities was in existence prior to the time the deposits were to be made into such account but such account was not utilized in all instances by the Trustee as stated above. However, payments related to each specified series of securities were timely remitted to the investors in such series.
Existing procedures have been reviewed with staff to enable future payments to be deposited into the segregated account for each specified series within the applicable time frames.
Item 1123 of Regulation AB: Servicer Compliance Statement
     National City Bank has been identified by the registrant as the servicer with respect to the pool assets held by each of National City Credit Card Master Trust and National City Credit Card Master Note Trust. National City Bank provided a statement of compliance (a “Compliance Statement”) for the 12-month period ending December 31, 2008 which has been signed by an authorized officer of National City Bank. The Compliance Statement is attached as an exhibit to this Form 10-K.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Not applicable.
(a)(2) Not applicable.
(a)(3) Not applicable.
(b) The following exhibits are filed as part of this report:

Exhibit
Number	Description

4.1	Pooling and Servicing Agreement dated as of June 1, 1995, as amended and restated as of July 1, 2000 (included in Exhibit 4.1 to National City Credit Card Master Trust’s (the “Registrant”) Form S-3 filed with the Securities and Exchange Commission on July 27, 2000, which is incorporated herein by reference)

4.2	First Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of May 24, 2001 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 7, 2001, which is incorporated herein by reference)

4.3	Second Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of August 3, 2005 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 8, 2005, which is incorporated herein by reference)

Exhibit
Number	Description

4.4	Third Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of March 20, 2007 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.5	Series 2005-CC Supplement relating to the Collateral Certificate (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.6	Indenture, dated as of August 23, 2005 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.7	First Amendment to the Indenture, dated as of March 20, 2007 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.8	Series 2005-1 Indenture Supplement, dated as of August 23, 2005 (included in Exhibit 4.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.9	Series 2006-1 Indenture Supplement, dated as of March 30, 2006 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 3, 2006, which is incorporated herein by reference)

4.10	Series 2007-1 Indenture Supplement, dated as of March 20, 2007 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.11	Series 2008-1 Indenture Supplement, dated as of May 28, 2008 (included in Exhibit 4.1.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 4, 2008, which is incorporated herein by reference)

4.12	Series 2008-2 Indenture Supplement, dated as of May 28, 2008 (included in Exhibit 4.1.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 4, 2008, which is incorporated herein by reference)

4.13	Series 2008-3 Indenture Supplement, dated as of May 28, 2008 (included in Exhibit 4.1.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 4, 2008, which is incorporated herein by reference)

4.14	National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of August 23, 2005 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.15	First Amendment to National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of March 20, 2007 (included in Exhibit 4.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.16	Form of the Series 2005-1 Notes (included in Exhibit 4.8)

4.17	Form of the Series 2006-1 Notes (included in Exhibit 4.9)

4.18	Form of the Series 2007-1 Notes (included in Exhibit 4.10)

Exhibit
Number	Description

4.19	Form of the Series 2008-1 Notes (included in Exhibit 4.11)

4.20	Form of the Series 2008-2 Notes (included in Exhibit 4.12)

4.21	Form of the Series 2008-3 Notes (included in Exhibit 4.13)

4.22	Form of the Collateral Certificate (included in Exhibit 4.5)

10	Administration Agreement (included in Exhibit 10.1 to the Registrant’ Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

31	Certification of National City Bank pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for National City Bank as of and for the 12-month period ending December 31, 2008.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon (formerly The Bank of New York) and BNY Mellon Trust of Delaware (formerly BNYM (Delaware), formerly The Bank of New York (Delaware)), as of and for the 12-month period ending December 31, 2008.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to National City Bank.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon (formerly The Bank of New York) and BNY Mellon Trust of Delaware (formerly BNYM (Delaware), formerly The Bank of New York (Delaware)).

35	Servicer Compliance Statement of National City Bank for the 12-month period ending December 31, 2008.
(c) Not applicable.
SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL CITY BANK, Servicer
National City Credit Card Master Note Trust
National City Credit Card Master Trust

Date: March 24, 2009	By:	/s/ Russell A. Cronin, Jr.

	Name:	Russell A. Cronin, Jr.
	Title:	Senior Vice President

Exhibit Index

Exhibit
Number	Description

4.1	Pooling and Servicing Agreement dated as of June 1, 1995, as amended and restated as of July 1, 2000 (included in Exhibit 4.1 to National City Credit Card Master Trust’s (the “Registrant”) Form S-3 filed with the Securities and Exchange Commission on July 27, 2000, which is incorporated herein by reference)

4.2	First Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of May 24, 2001 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 7, 2001, which is incorporated herein by reference)

4.3	Second Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of August 3, 2005 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 8, 2005, which is incorporated herein by reference)

4.4	Third Amendment to the National City Credit Card Master Trust Pooling and Servicing Agreement, dated as of March 20, 2007 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.5	Series 2005-CC Supplement relating to the Collateral Certificate (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.6	Indenture, dated as of August 23, 2005 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.7	First Amendment to the Indenture, dated as of March 20, 2007 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.8	Series 2005-1 Indenture Supplement, dated as of August 23, 2005 (included in Exhibit 4.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.9	Series 2006-1 Indenture Supplement, dated as of March 30, 2006 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 3, 2006, which is incorporated herein by reference)

4.10	Series 2007-1 Indenture Supplement, dated as of March 20, 2007 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.11	Series 2008-1 Indenture Supplement, dated as of May 28, 2008 (included in Exhibit 4.1.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 4, 2008, which is incorporated herein by reference)

4.12	Series 2008-2 Indenture Supplement, dated as of May 28, 2008 (included in Exhibit 4.1.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 4, 2008, which is incorporated herein by reference)

Exhibit
Number	Description

4.13	Series 2008-3 Indenture Supplement, dated as of May 28, 2008 (included in Exhibit 4.1.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 4, 2008, which is incorporated herein by reference)

4.14	National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of August 23, 2005 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

4.15	First Amendment to National City Credit Card Master Note Trust Amended and Restated Trust Agreement, dated as of March 20, 2007 (included in Exhibit 4.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2007, which is incorporated herein by reference)

4.16	Form of the Series 2005-1 Notes (included in Exhibit 4.8)

4.17	Form of the Series 2006-1 Notes (included in Exhibit 4.9)

4.18	Form of the Series 2007-1 Notes (included in Exhibit 4.10)

4.19	Form of the Series 2008-1 Notes (included in Exhibit 4.11)

4.20	Form of the Series 2008-2 Notes (included in Exhibit 4.12)

4.21	Form of the Series 2008-3 Notes (included in Exhibit 4.13)

4.22	Form of the Collateral Certificate (included in Exhibit 4.5)

10	Administration Agreement (included in Exhibit 10.1 to the Registrant’ Form 8-K filed with the Securities and Exchange Commission on September 6, 2005, which is incorporated herein by reference)

31	Certification of National City Bank pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for National City Bank as of and for the 12-month period ending December 31, 2008.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon (formerly The Bank of New York) and BNY Mellon Trust of Delaware (formerly BNYM (Delaware), formerly The Bank of New York (Delaware)), as of and for the 12-month period ending December 31, 2008.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to National City Bank.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon (formerly The Bank of New York) and BNY Mellon Trust of Delaware (formerly BNYM (Delaware), formerly The Bank of New York (Delaware)).

35	Servicer Compliance Statement of National City Bank for the 12-month period ending December 31, 2008.